Form 10-Q
period 2026-06-30
Platinum SpinCo, Inc.
filed 2026-08-26
CIK 2134183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-56860

Platinum SpinCo, Inc.

(Exact name of registrant as specified in its charter)

Delaware	41-4666116
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1500 DeKoven Avenue

Racine, Wisconsin, 53403

(Address of principal executive offices, zip code)

262-636-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 1,000 at August 21, 2026.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

1

EXPLANATORY NOTE

On January 29, 2026, Modine Manufacturing Company (“Modine” or “Parent”) entered into definitive agreements with Gentherm Incorporated (“Gentherm”) whereby Modine will spin-off and simultaneously combine its Performance Technologies business (referred to as “Performance Technologies”, the “Company”, or “SpinCo”) with Gentherm in a Reverse Morris Trust (“RMT”) transaction. The RMT is structured to be generally tax-free for Modine and Modine shareholders for U.S. federal income tax purposes. SpinCo was formed to execute the announced transaction to spin-off the Performance Technologies business. In connection therewith, the Company has filed a Registration Statement on Form 10 (the “Form 10”), which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on August 12, 2026, to register the shares of SpinCo common stock under applicable securities law. The financial statements included in this Quarterly Report on Form 10-Q of the Company reflect the first quarter results of Performance Technologies. For more information, see the final information statement included as Exhibit 99.1 to the Current Report on Form 8-K filed by Platinum SpinCo Inc. with the SEC on August 13, 2026 (the “Final Information Statement”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

COMBINED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2026 and 2025

(In millions)

(Unaudited)

	Three months ended June 30,
	2026	2025
Net sales	$277.8	$285.5
Cost of sales	229.2	232.8
Gross profit	48.6	52.7
Selling, general and administrative expenses	27.5	28.8
Restructuring expenses	1.7	3.5
Operating income	19.4	20.4
Related party interest expense	(0.8)	(0.8)
Other income – net	1.6	0.6
Earnings before income taxes	20.2	20.2
Provision for income taxes	(4.2)	(7.9)
Net earnings	16.0	12.3
Net earnings attributable to noncontrolling interest	(0.4)	(0.5)
Net earnings attributable to the Company	$15.6	$11.8

The notes to condensed combined financial statements are an integral part of these statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

COMBINED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended June 30, 2026 and 2025

(In millions)

(Unaudited)

	Three months ended June 30,
	2026	2025
Net earnings	$16.0	$12.3
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(2.2)	11.2
Defined benefit plans	—	(0.1)
Total other comprehensive income (loss)	(2.2)	11.1

Comprehensive income	13.8	23.4
Comprehensive income attributable to noncontrolling interest	(0.3)	(1.0)
Comprehensive income attributable to the Company	$13.5	$22.4

The notes to condensed combined financial statements are an integral part of these statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

COMBINED BALANCE SHEETS

June 30, 2026 and March 31, 2026

(In millions)

(Unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Cash and cash equivalents	$41.2	$33.8
Trade accounts receivable – net	227.3	238.4
Due from related party	7.8	8.1
Related party notes receivable	3.8	46.4
Inventories	170.1	164.4
Other current assets	35.5	20.1
Total current assets	485.7	511.2
Property, plant and equipment – net	182.6	187.2
Deferred income taxes	22.4	22.7
Noncurrent related party notes receivable	—	69.4
Other noncurrent assets	23.8	25.3
Total assets	$714.5	$815.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$8.1	$—
Related party notes payable	10.5	91.1
Accounts payable	153.0	156.5
Due to related party	2.9	2.8
Accrued compensation and employee benefits	27.7	29.3
Other current liabilities	22.6	21.1
Total current liabilities	224.8	300.8
Pensions	6.6	6.6
Other noncurrent liabilities	20.6	21.9
Total liabilities	252.0	329.3
Commitments and contingencies (see Note 16)
Equity:
Accumulated other comprehensive loss	(76.1)	(74.0)
Noncontrolling interest	8.3	8.3
Net parent investment	530.3	552.2
Total equity	462.5	486.5
Total liabilities and equity	$714.5	$815.8

The notes to condensed combined financial statements are an integral part of these statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2026 and 2025

(In millions)

(Unaudited)

	Three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$16.0	$12.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7.0	7.7
Stock-based compensation expense (benefit)	0.5	(0.5)
Deferred income taxes	0.3	2.5
Other – net	0.5	1.4
Changes in operating assets and liabilities:
Trade accounts receivable	6.8	11.4
Due from related party	0.3	(2.6)
Inventories	(15.7)	1.5
Accounts payable	6.6	0.9
Due to related party	(0.2)	0.3
Other assets and liabilities	(15.6)	(7.2)
Net cash provided by operating activities	6.5	27.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(8.6)	(7.3)
Net decrease (increase) in related party notes receivable from cash pooling activities	42.6	(2.6)
Issuances of related party notes receivable	(15.1)	(5.7)
Collections of related party notes receivable	84.8	2.4
Net cash provided by (used for) investing activities	103.7	(13.2)

Cash flows from financing activities:
Borrowings (repayments) on bank overdraft facilities – net	8.1	(8.6)
Dividends paid to noncontrolling interest	—	(0.7)
Net transfers to parent	(28.5)	(16.2)
Net (decrease) increase in related party notes payable from cash pooling activities	(80.6)	17.6
Net cash used for financing activities	(101.0)	(7.9)

Effect of exchange rate changes on cash	(1.9)	(5.7)
Net increase in cash, cash equivalents and restricted cash	7.3	0.9

Cash, cash equivalents and restricted cash – beginning of period	33.9	34.3
Cash, cash equivalents and restricted cash – end of period	$41.2	$35.2

The notes to condensed combined financial statements are an integral part of these statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

COMBINED STATEMENTS OF EQUITY

For the three months ended June 30, 2026

(In millions)

(Unaudited)

		Accumulated
		other	Non
	Net parent	comprehensive	controlling
	investment	loss	interest	Total
Balance, March 31, 2026	$552.2	$(74.0)	$8.3	$486.5
Net earnings	15.6	—	0.4	16.0
Other comprehensive loss	—	(2.1)	(0.1)	(2.2)
Dividend declared to noncontrolling interest	—	—	(0.3)	(0.3)
Net transfers to parent	(37.5)	—	—	(37.5)
Balance, June 30, 2026	$530.3	$(76.1)	$8.3	$462.5

The notes to condensed combined financial statements are an integral part of these statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

COMBINED STATEMENTS OF EQUITY

For the three months ended June 30, 2025

(In millions)

(Unaudited)

		Accumulated
		other	Non
	Net parent	comprehensive	controlling
	investment	loss	interest	Total
Balance, March 31, 2025	$522.1	$(90.0)	$8.0	$440.1
Net earnings	11.8	—	0.5	12.3
Other comprehensive income	—	10.6	0.5	11.1
Dividend declared or paid to noncontrolling interest	—	—	(1.8)	(1.8)
Net transfers to parent	(16.7)	—	—	(16.7)
Balance, June 30, 2025	$517.2	$(79.4)	$7.2	$445.0

The notes to condensed combined financial statements are an integral part of these statements.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Note 1:  Organization and Basis of Presentation

Organization

On January 29, 2026, Modine Manufacturing Company (“Modine” or “Parent”) entered into definitive agreements with Gentherm Incorporated (“Gentherm”) whereby Modine will spin-off and simultaneously combine its Performance Technologies business (referred to as “Performance Technologies”, the “Company”, or “SpinCo”), with Gentherm in a Reverse Morris Trust (“RMT”) transaction. The RMT transaction is structured to be generally tax-free for Modine and Modine shareholders for U.S. federal income tax purposes. Modine will retain its Data Centers and Commercial HVAC segment businesses (“RemainCo”). Modine anticipates this transaction will close by the end of calendar year 2026, subject to approval by Gentherm’s shareholders and other customary closing conditions.

The spin-off transaction (the “Spin-Off”) will consist of Modine making a pro-rata distribution of shares in the Company, which will hold the Performance Technologies business prior to the Spin-Off, to its shareholders in a transaction that will be accounted for as a forward spin. The RMT transaction, occurring concurrently with the Spin-Off, consists of SpinCo merging with Gentherm. Following the Spin-Off, Modine shareholders will own approximately 40% of the combined company and Gentherm shareholders will own approximately 60% of the combined company. The approval of the shareholders of Gentherm is required to consummate the transaction. A vote by Modine shareholders is not required.

Performance Technologies provides products and solutions that enhance the performance of customer applications and develops solutions that provide mission-critical energy for a variety of end market applications, including solutions that increase fuel economy, reduce harmful emissions and maximize range in zero emission applications. Performance Technologies designs and manufactures products and solutions for vehicular, stationary power, and industrial applications. In addition, Performance Technologies provides advanced thermal solutions to zero-emission and hybrid commercial vehicle, bus and specialty vehicle customers.

Basis of Presentation

The unaudited condensed combined financial statements have been prepared on a “carve–out” basis. For the three months ended June 30, 2026 and 2025, the Company operated as part of the Parent, and consisted of several entities for which separate financial statements have not historically been prepared. As such, the periods presented have been derived from the consolidated financial statements and accounting records of the Parent, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by the Parent. The condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The condensed combined financial statements include all revenues and costs directly attributable to Performance Technologies, along with a portion of Modine’s corporate costs. These expenses are comprised of an allocation to Performance Technologies based on direct usage or benefit where specifically identifiable, along with a portion of the corporate expenses applied on a pro rata basis. Performance Technologies considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. However, the allocations may not be indicative of the actual expense that would have been incurred had Performance Technologies operated as an independent, standalone entity, nor are they indicative of Performance Technologies future expenses. Actual costs that may have been incurred if Performance Technologies had been a standalone company would depend on a number of factors, including the chosen organization structure and strategic decisions made in various areas, including information technology (“IT”), infrastructure and outsourcing of corporate functions. Refer to Note 15 for further information.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

The condensed combined financial statements include $1.3 million of transaction costs in the three months ended June 30, 2026 that were specifically identified and allocated to the Company, primarily consisting of audit-related fees and certain employee retention costs related to the RMT transaction with Gentherm. The Parent has incurred additional transaction costs related to the transaction; however, only those costs determined to be directly attributable to or otherwise for the benefit of the Company have been reflected in these condensed combined financial statements.

The condensed combined financial statements include assets and liabilities specifically attributable to Performance Technologies and certain assets and liabilities that are held by Modine that are specifically identifiable or otherwise attributable to Performance Technologies. The historical results of operations, financial position and cash flows of Performance Technologies presented in these condensed combined financial statements may not be indicative of what they would have been had Performance Technologies been an independent standalone entity, nor are they necessarily indicative of Performance Technologies’ future results of operations, financial position and cash flows.

As the separate legal entities of Performance Technologies were not historically held by a single legal entity, net parent investment is shown in lieu of shareholders’ equity in the condensed combined financial statements. Net parent investment represents Modine’s interest in the net assets of Performance Technologies and represents the cumulative investment by Modine in Performance Technologies through the dates presented, inclusive of operating results.

Modine uses a centralized approach to cash management and financing of its operations. These arrangements are not reflective of the manner in which the Company would have financed its operations had it been a standalone business separate from Modine during the periods presented. Accordingly, cash and cash equivalents held by the Parent at the corporate level were not attributable to the Company for any of the periods presented. Only cash amounts legally owned by entities dedicated to the Company are reflected in the combined balance sheets. Transfers of cash, both to and from the Parent’s treasury program, are reflected as a component of net parent investment in the combined balance sheets and as a financing activity in the accompanying combined statements of cash flows.

Modine’s long-term debt and related interest expense have not been attributed to Performance Technologies for any of the periods presented because Performance Technologies is not the legal obligor of such borrowings.

All intercompany transactions and balances within Performance Technologies have been eliminated. Transactions between Performance Technologies and Modine that will not be cash settled are included within net parent investment. Transactions between Performance Technologies and Modine that have been or will be effectively settled for cash at the time the transaction is recorded through Modine’s centralized cash management system have been included in these condensed combined financial statements. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the combined balance sheets as net parent investment. Transactions between Performance Technologies and other businesses of Modine are considered related party transactions. See Note 15 for more information.

In the opinion of management, the unaudited condensed combined financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the first three months of fiscal 2027 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Performance Technologies combined financial statements and related notes for the year ended March 31, 2026, included in Exhibit 99.1 to the Form 10.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Supplier finance programs

The Company facilitates a voluntary supplier finance program through a financial institution that allows certain suppliers in the U.S. to request early payment for invoices, at a discount, from the financial institution. The Parent or the financial institution may terminate the supplier finance program upon 90 days notice. The Company’s obligations to its suppliers, including amounts due and payment terms, are consistent, irrespective of whether a supplier participates in the program. The Company is not party to the arrangements between the participating suppliers and the financial institution. Under this program, the Company confirms the validity of supplier invoices to the financial institution and remits payments to it based on the original payment terms, which typically range from 60 to 120 days. The outstanding obligations under this program, included within accounts payable in the combined balance sheets, totaled $1.7 million and $1.8 million at June 30, 2026 and March 31, 2026, respectively.

New accounting guidance: Disaggregation of income statement expenses

In November 2024, the FASB issued new guidance that will require additional disclosure regarding the nature of expenses presented within expense captions on the combined statements of operations and selling expenses. The new disclosure requirements will become effective for the Company’s fiscal 2028 annual financial statements. The Company is currently evaluating the new disclosures, but does not expect the guidance will have a material impact on its condensed combined financial statements.

Note 2: Revenue Recognition

The Company sells thermal management systems and engineered heat transfer components for vehicular, stationary power, and industrial applications. The Company’s products are primarily used in heavy-duty equipment, commercial vehicle, automotive, and advanced thermal applications, including solutions that support fuel efficiency, emissions reduction, and zero-emission technologies.

Disaggregation of revenue

The tables below present revenue for each of the Company’s operating segments; Heavy-Duty Equipment, Commercial Vehicle, and Automotive. Each segment’s revenue is disaggregated by geographic location.

See Note 19 for additional segment financial information.

	Three months ended June 30, 2026
	Heavy-Duty	Commercial
	Equipment	Vehicle	Automotive	Total
Geographic location:
Americas	$77.9	$46.2	$14.3	$138.4
Europe	12.5	28.4	44.7	85.6
Asia	42.3	6.4	5.1	53.8
Net sales	$132.7	$81.0	$64.1	$277.8

	Three months ended June 30, 2025
	Heavy-Duty	Commercial
	Equipment	Vehicle	Automotive	Total
Geographic location:
Americas	$84.9	$52.9	$15.1	$152.9
Europe	11.1	27.8	45.1	84.0
Asia	36.7	6.2	5.7	48.6
Net sales	$132.7	$86.9	$65.9	$285.5

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Contract balances

Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2026	March 31, 2026
Contract assets	$5.0	$4.6
Contract liabilities	3.2	3.3

Contract assets, included within other current assets in the combined balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement. The $0.4 million increase in contract assets during the first three months of fiscal 2027 primarily resulted from an increase in capitalized costs related to customer-owned tooling contracts.

Contract liabilities, included within other current liabilities in the combined balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $0.1 million decrease in contract liabilities during the first three months of fiscal 2027 primarily resulted from the Company’s satisfaction of performance obligations under contracts that had required advanced payments.

Note 3: Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified under the following hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets.
●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
●	Level 3 – Model-derived valuations in which one or more significant inputs are not observable.

When available, the Company uses quoted market prices to determine fair value and classifies such measurements as Level 1. In some cases, where market prices are not available, the Company uses observable market-based inputs to calculate fair value, in which case the measurements are classified as Level 2. If quoted or observable market prices are not available, the Company determines fair value based upon valuation models that use, where possible, market-based data such as interest rates, yield curves or currency rates. These measurements are classified as Level 3.

The carrying values of cash, cash equivalents, restricted cash, trade accounts receivable, due from related party, accounts payable, due to related party, and short-term debt approximate fair value due to the short-term nature of these instruments.

Note 4: Pensions

Certain U.S. employees of the Company participate in a defined benefit pension plan sponsored by Modine that covers employees across multiple Modine businesses. For purposes of these condensed combined financial statements, participation in this plan has been reported under the multiemployer approach. During fiscal 2026, Modine completed the termination of this pension plan. The Company’s net periodic benefit cost associated with this plan was based on participation of Performance Technologies employees and is included within other expense in the combined statements of operations. The allocated expense was $0.7 million for the three months ended June 30, 2025.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Certain non-U.S. subsidiaries of the Company have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded. The primary non-U.S. plans are maintained in Germany and are closed to new participants. Pension cost related to these plans consisted of $0.1 million of interest cost for both the three months ended June 30, 2026 and 2025.

Note 5: Stock-Based Compensation

The Company does not maintain its own stock-based incentive plans. Certain employees of the Company participate in Modine’s stock-based incentive programs, which consist of the following: (i) a long-term incentive plan (“LTIP”) for officers and other executives that authorizes grants of stock awards, stock options, and performance-based awards granted for retention and to incentivize performance, (ii) a discretionary equity program for other management and key employees, and (iii) stock awards for non-employee directors. The Parent’s Board of Directors and the Human Capital and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.

The Company calculates compensation expense based upon the fair value of the awards at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards. The Company recorded stock-based compensation expense of $2.6 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively.

The Company’s condensed combined financial statements include stock-based compensation expense directly attributable to employees of the Company, as well as an allocation of stock-based compensation expense. Stock-based compensation expense directly attributable to Company employees was specifically identified based on awards granted to those employees. Stock-based compensation expense associated with corporate and shared employees was allocated to the Company in an amount that management believes reflects the benefit received by the Company. For the combined statements of cash flows, stock-based compensation expense directly attributable to Company employees is reported as stock-based compensation expense.

Stock-based compensation expense was as follows:

	Three months ended June 30,
	2026	2025
Restricted stock
Direct	$0.1	$—
Allocated	0.6	0.4
Restricted stock – performance based
Direct (a)	0.4	(0.5)
Allocated	1.5	1.3
Total stock-based compensation expense	$2.6	$1.2
____
(a)	For the three months ended June 30, 2025, the $0.5 million benefit includes the impact of employee forfeitures of non-vested performance-based stock awards.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

As of June 30, 2026, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be recognized as expense over the remaining service periods, was as follows:

		Weighted-
		Average
	Unrecognized	Remaining
	Compensation	Service Period
	Expense	in Years
Performance stock awards	$3.4	2.2
Restricted stock awards	1.1	2.0
Total	$4.5	2.2

Note 6: Restructuring Activities

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2026	2025
Employee severance and related benefits	$0.5	$3.5
Other restructuring and repositioning expenses	1.2	—
Total	$1.7	$3.5

During the first three months of fiscal 2027, restructuring and repositioning expenses primarily consisted of costs associated with transferring product lines among its facilities and severance expenses. As part of Modine’s transformational initiatives supported by 80/20 principles, the Company is taking steps to optimize its supply chain and manufacturing footprint. The severance expenses were primarily recorded in Europe and North America and include severance related to targeted headcount reductions intended to reduce selling, general and administrative (“SG&A”) and operational expenses.

During the first three months of fiscal 2026, restructuring and repositioning expenses primarily consisted of severance expenses in Europe and North America and included targeted headcount reductions.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2026	2025
Beginning balance	$3.3	$4.5
Additions (a)	0.5	4.0
Payments	(1.9)	(2.4)
Effect of exchange rate changes	—	0.2
Ending balance	$1.9	$6.3
____
(a)	The fiscal 2026 amount excludes $0.5 million of non-cash stock-based compensation forfeiture benefits in connection with restructuring actions.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2026	2025
Interest income (a)	$1.8	$1.5
Foreign currency transactions (b)	(0.3)	0.2
Net periodic benefit cost (c)	(0.1)	(0.8)
Other, net	0.2	(0.3)
Total other income – net	$1.6	$0.6
____

(a)	Interest income includes interest income on related party borrowings. See Note 15 for more information.
(b)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including transactions denominated in a foreign currency and intercompany loans, along with gains and losses on foreign currency exchange contracts.
(c)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 8: Income Taxes

The Company’s domestic operations have historically been included in the consolidated U.S. federal, certain state and local tax returns filed by the Parent. Additionally, through its foreign subsidiaries, the Company’s foreign operations have historically been filed as separate foreign income tax returns. The Company has calculated its provision for income taxes using a separate return method as if the Company was a separate group of companies under common ownership. Under this method, for jurisdictions in which it did not already have an actual separate tax filing, the Company is assumed to file hypothetical separate returns with the tax authorities. The Company has recorded tax expense or benefit based on taxable income or loss for these hypothetical returns, although the liability for any current tax has been deemed to be settled by the Parent. Deferred tax items, including carryforward attributes computed under the separate return method, may not be available for the Company in future periods as they may remain with the Parent.

The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was 20.8 percent and 39.1 percent, respectively. The effective tax rate for the first quarter of fiscal 2027 is lower than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.

The Company records valuation allowances against its net deferred tax assets to the extent it determines it is more likely than not that such assets will not be realized in the future. Each quarter, the Company evaluates the probability that its deferred tax assets will be realized and determines whether valuation allowances or adjustments thereto are needed. This determination involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies. In addition, the Company considers the duration of statutory carryforward periods and historical financial results.

At June 30, 2026 valuation allowances against deferred tax assets in the U.S. and in certain foreign jurisdictions totaled $16.8 million and $26.0 million, respectively. The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance. Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate. Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur. In addition, the Company excludes the impact of operations anticipated to generate net operating losses for the full fiscal year from the overall effective tax rate calculation and instead records them discretely based upon year-to-date results.

Note 9: Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$41.2	$33.8
Restricted cash	—	0.1
Total cash, cash equivalents and restricted cash	$41.2	$33.9

Restricted cash, which is reported within other current assets in the combined balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 10: Inventories

Inventories consisted of the following:

	June 30, 2026	March 31, 2026
Raw materials	$115.6	$111.2
Work in process	33.2	33.6
Finished goods	21.3	19.6
Total inventories	$170.1	$164.4

Note 11: Property, Plant, and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2026	March 31, 2026
Land	$5.4	$5.7
Buildings and improvements (10-40 years)	158.2	165.4
Machinery and equipment (3-15 years)	629.3	638.8
Office equipment (3-10 years)	34.8	34.9
Construction in progress	23.5	24.0
	851.2	868.8
Less: accumulated depreciation	(668.6)	(681.6)
Net property, plant and equipment	$182.6	$187.2

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Note 12: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2026	2025
Beginning balance	$3.2	$2.7
Warranties recorded at time of sale	0.6	0.5
Adjustments to pre-existing warranties	0.2	0.3
Settlements	(0.6)	(0.7)
Ending balance	$3.4	$2.8

Note 13: Leases

Lease assets and liabilities

The following table provides a summary of leases recorded on the combined balance sheets.

	Balance Sheet Location	June 30, 2026	March 31, 2026
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$20.2	$21.4
Finance lease ROU assets (a)	Property, plant and equipment - net	4.6	4.8

Lease Liabilities
Operating lease liabilities	Other current liabilities	$6.3	$6.2
Operating lease liabilities	Other noncurrent liabilities	13.2	13.8
Finance lease liabilities	Other current liabilities	0.5	0.5
Finance lease liabilities	Other noncurrent liabilities	1.6	1.7
____

(a)	Finance lease right of use (“ROU”) assets were recorded net of accumulated amortization of $2.4 million at both June 30, 2026 and March 31, 2026.

Components of lease expense

The components of lease expense were as follows:

	Three months ended June 30,
	2026	2025
Operating lease expense (a)	$2.5	$2.8
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	—	—
Total lease expense	$2.6	$2.9
____

(a)	For the three months ended June 30, 2026 and 2025, operating lease expense included short-term lease expense of $0.7 million and $0.9 million, respectively.

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Note 14: Indebtedness

As of June 30, 2026, the Company had bank overdrafts of $8.1 million recorded as short-term debt on the combined balance sheet. The overdrafts relate to short-term borrowings under foreign subsidiary credit agreements. There were no overdrafts related to these agreements at March 31, 2026.

In June 2026, the Company executed a credit agreement with a syndicate of banks that provides for a term loan of $250.0 million. Borrowings under this agreement are to occur in connection with, and substantially at the same time as, the Spin-Off.

Note 15: Related Party Transactions

Related-party transactions

Performance Technologies occasionally provides services to other Modine businesses. The nature of services provided is similar to the services that Performance Technologies provides to its third party customers.

All significant intercompany transactions between Performance Technologies and Modine have been included in the condensed combined financial statements and are considered to have been effectively settled at the time the transactions were recorded or are expected to be settled for cash. Sales to Modine and cost of sale for purchases from Modine during the three months ended June 30, 2026 and 2025 were each not significant. Selling, general and administrative expenses for services received from Modine were not significant during the three months ended June 30, 2026, and were $0.4 million during the three months ended June 30, 2025. Receivables and payables, between the Company and Parent are cash settled and have been presented on the combined balance sheets as due from related party and due to related party, respectively. In the combined statement of cash flows, this related party activity is reported within cash flows from operating activities. During the three months ended June 30, 2026, the Company transferred $9.5 million of net assets to the Parent in a non-cash transaction as part of an internal reorganization associated with the Spin-Off.

Cash pooling arrangements

Modine utilizes a centralized approach by region for the purposes of cash management and financing its operations. The Company participates in and manages certain of these cash pooling arrangements. Cash is swept daily to the cash pool owner who funds the businesses’ operating and investing activities as needed. This mechanism optimizes cash management and is used to ensure all of the Parent’s businesses have the working capital needed to run their day-to-day activities.

Amounts due from or to Modine under this arrangement are presented as related party notes receivable or related party notes payable, respectively, on the combined balance sheets. Interest income and interest expense associated with these balances are reflected within the combined statements of operations. As of June 30, 2026 and March 31, 2026, related party notes receivable included $3.8 million and $46.4 million, respectively, classified as current assets because the related amounts are either due on demand or within one year of the balance sheet date. As of March 31, 2026, related party notes receivable of $69.4 million was classified as noncurrent assets. There were no related party notes receivable classified as noncurrent as of June 30, 2026. Related party notes payable totaled $10.5 million and $91.1 million as of June 30, 2026 and March 31, 2026, respectively. The $112.0 million decrease in related party notes receivable and the $80.6 million decrease in related party notes payable were primarily due to the settlement of intercompany financing arrangements between the Company and Modine, which have been recorded within net parent investment. The settlements were the result of pre-separation activities associated with the Spin-Off. For the combined statements of cash flows, related party notes receivable activity is presented within cash flows from investing activities and related party notes payable activity is presented within cash flows from financing activities.

For each of the three months ended June 30, 2026 and 2025, the Company incurred interest expense of $0.8 million on borrowings from the Parent’s centralized cash management and financing function. For the three months ended June 30,

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

2026 and 2025, the Company earned interest income of $1.6 million and $1.2 million, respectively, on amounts contributed to the cash pooling program.

Allocation of corporate expenses

Performance Technologies has historically operated as part of Modine and not as a standalone company. Accordingly, Modine has allocated certain shared costs to Performance Technologies that are reflected as expenses in these condensed combined financial statements including, but not limited to, general corporate expenses such as senior management, legal, human resources, finance, accounting, treasury, tax and IT support and services. It is not practicable to estimate actual costs that would have been incurred had Performance Technologies been an independent, standalone company during the periods presented. Actual costs that the Company may have incurred, had it been a standalone company, would depend on a number of factors, including the chosen organizational structure and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Management considers the allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, it. These allocations are made on a direct usage basis when identifiable, with the remainder allocated using a reasonable methodology based on revenue, headcount or other relevant measures. These allocated costs are reflected primarily within selling, general and administrative expenses in the combined statements of operations. Allocations for management costs and corporate support services provided by the Parent to Performance Technologies totaled $8.0 million and $5.9 million during the three months ended June 30, 2026, and 2025, respectively.

The financial information in these condensed combined financial statements does not necessarily include actual costs that would have been incurred by Performance Technologies had it operated as a separate, standalone entity. Such actual costs would depend on a number of factors, including the chosen organizational structure and strategic decisions made in various areas, including information technology infrastructure and corporate functions outsourced or performed by employees.

Note 16: Contingencies and Litigation

In the normal course of business, the Company is named as a defendant in various lawsuits and enforcement proceedings by private parties, governmental agencies and/or others in which claims are asserted against it. The Company believes that any additional loss in excess of amounts already accrued would not have a material effect on the Company’s combined balance sheet, results of operations, and cash flows. In addition, management expects that the liabilities which may ultimately result from such lawsuits or proceedings, if any, would not have a material adverse effect on the Company’s financial position.

Note 17: Net Parent Investment

Net parent investment in the combined balance sheets and combined statements of equity represents the Parent’s historical investment in the Company, the net effect of transactions with Modine and allocations from Modine, and the Company’s accumulated earnings. Net transfers to Parent are included within net parent investment.

The components of net transfers to Parent in the combined statements of cash flows and the reconciliation to the corresponding amounts presented within the combined statements of equity were as follows:

	Three months ended June 30,
	2026	2025
Net transfers to Parent as reflected in the combined statement of cash flows	$(28.5)	$(16.2)
Non-cash direct stock-based compensation expense (benefit)	0.5	(0.5)
Non-cash transfer of net assets to Parent	(9.5)	—
Net transfers to Parent as reflected in the combined statement of equity	$(37.5)	$(16.7)

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2026
	Foreign
	Currency	Defined
	Translation	Benefit Plans	Total
Beginning balance	$(72.6)	$(1.4)	$(74.0)

Other comprehensive income (loss) before reclassifications	(2.1)	—	(2.1)
Income taxes	—	—	—
Total other comprehensive income (loss)	(2.1)	—	(2.1)
Ending balance	$(74.7)	$(1.4)	$(76.1)

	Three months ended June 30, 2025
	Foreign
	Currency	Defined
	Translation	Benefit Plans	Total
Beginning balance	$(88.5)	$(1.5)	$(90.0)

Other comprehensive income (loss) before reclassifications	10.7	—	10.7
Income taxes	—	(0.1)	(0.1)
Total other comprehensive income (loss)	10.7	(0.1)	10.6
Ending balance	$(77.8)	$(1.6)	$(79.4)

Note 19: Segment Information

The Company operates as the Performance Technologies segment within Modine’s consolidated group. The President of Performance Technologies is the chief operating decision maker (“CODM”) of the Company. The Company has three operating segments: Heavy-Duty Equipment, Commercial Vehicle, and Automotive.

The Company’s CODM, its President, reviews the separate financial results for each of its operating segments. The CODM uses segment operating income as a measure of profit and loss to evaluate the financial performance of each segment and as the basis for allocating company resources. The tables below present net sales and significant expense categories for each of the Company’s segments that are regularly provided to the CODM. Inter-segment sales are accounted for based upon an established markup over production costs.

	Three months ended June 30, 2026
	Heavy-Duty	Commercial		Inter-segment
	Equipment	Vehicle	Automotive	eliminations	Total
External sales	$132.7	$81.0	$64.1	$—	$277.8
Inter-segment sales	5.4	0.9	0.9	(7.2)	—
Net sales	138.1	81.9	65.0	(7.2)	277.8
Cost of sales	115.8	62.0	58.6	(7.2)	229.2
Gross profit	22.3	19.9	6.4	—	48.6
Selling, general and administrative expenses	13.2	7.4	6.9	—	27.5
Restructuring expenses	1.2	0.5	—	—	1.7
Operating income (loss)	$7.9	$12.0	$(0.5)	$—	$19.4

THE PERFORMANCE TECHNOLOGIES BUSINESS OF MODINE MANUFACTURING COMPANY

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)

(unaudited)

	Three months ended June 30, 2025
	Heavy-Duty	Commercial		Inter-segment
	Equipment	Vehicle	Automotive	eliminations	Total
External sales	$132.7	$86.9	$65.9	$—	$285.5
Inter-segment sales	3.2	2.8	0.6	(6.6)	—
Net sales	135.9	89.7	66.5	(6.6)	285.5
Cost of sales	109.7	72.4	57.3	(6.6)	232.8
Gross profit	26.2	17.3	9.2	—	52.7
Selling, general and administrative expenses	12.4	9.7	6.7	—	28.8
Restructuring expenses	2.4	0.9	0.2	—	3.5
Operating income	$11.4	$6.7	$2.3	$—	$20.4

The following is a summary of segment assets, comprised entirely of trade accounts receivable and inventories, and other assets:

	June 30, 2026	March 31, 2026
Assets:
Heavy-Duty Equipment	$204.7	$215.0
Commercial Vehicle	123.1	116.2
Automotive	69.6	71.6
Other (a)	317.1	413.0
Total assets	$714.5	$815.8
____

(a)	Represents cash and cash equivalents, related party notes receivable, due from related party, other current assets, property plant and equipment, deferred income taxes, other noncurrent assets, and noncurrent related party notes receivable.

The following is a summary of capital expenditures and depreciation expense by segment:

	Three months ended June 30,
	2026	2025
Capital expenditures:
Heavy-Duty Equipment	$5.2	$1.4
Commercial Vehicle	2.0	3.2
Automotive	1.4	2.7
Total capital expenditures	$8.6	$7.3

	Three months ended June 30,
	2026	2025
Depreciation expense:
Heavy-Duty Equipment	$3.3	$3.5
Commercial Vehicle	1.5	1.7
Automotive	2.2	2.5
Total depreciation expense	$7.0	$7.7

Note 20: Subsequent Events

These condensed combined financial statements are derived from the consolidated financial statements of Modine Manufacturing Company, which issued its interim financial statements for the three months ended June 30, 2026 and 2025 on July 30, 2026. Management has evaluated transactions or other events that occurred through August 26, 2026, the date these condensed combined financial statements were available to be issued, for purposes of disclosure of subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Performance Technologies,” “we,” “us,” the “Company,” or “our” in this report, we are referring to the Performance Technologies business of Modine Manufacturing Company. When we use the term “Modine” we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended June 30, 2026 was the first quarter of fiscal 2027.

Pending Reverse Morris Trust Transaction

In January 2026, Modine entered into definitive agreements with Gentherm Incorporated (“Gentherm”), whereby Modine will spin-off and simultaneously combine its Performance Technologies segment businesses with Gentherm in a Reverse Morris Trust transaction. We anticipate this transaction will close by the end of calendar year 2026, subject to approval by Gentherm’s shareholders and other customary closing conditions. The transaction is intended to establish Gentherm as a scaled leader in thermal management. Modine will retain its Data Centers and Commercial HVAC segment businesses, creating a pure-play climate solutions company.

Under the terms of the agreements, at the time of the spin-off of the Performance Technologies segment businesses, Modine shareholders will receive newly-issued Gentherm stock, representing ownership of approximately 40 percent of the combined company. Prior to the transaction closing, we expect to incur indebtedness in an aggregate principal amount of $250.0 million, the proceeds of which will be used to make a cash distribution, subject to certain potential adjustments set forth in the Merger Agreement, and to pay certain other amounts relating to the transactions contemplated by the definitive agreements between Modine and Gentherm. Following the separation, we will make a cash distribution to Modine equal to $210.0 million, subject to adjustment. Based upon the Gentherm stock price, the transaction was valued at approximately $1.0 billion when Modine entered into the agreements. The Reverse Morris Trust transaction is structured to be generally tax-free for U.S. federal income tax purposes for Modine and its shareholders.

First quarter highlights

Net sales in the first quarter of fiscal 2027 decreased $7.7 million, or 3 percent, from the first quarter of fiscal 2026, primarily due to lower sales volume. Cost of sales decreased $3.6 million, or 2 percent. Gross profit decreased $4.1 million and gross margin declined 100 basis points to 17.5 percent, primarily due to lower sales volume. Selling, general and administrative (“SG&A”) expenses decreased $1.3 million. Operating income of $19.4 million during the first quarter of fiscal 2027 decreased $1.0 million from the prior year, primarily due to lower gross profit, partially offset by lower restructuring and SG&A expenses.

COMBINED RESULTS OF OPERATIONS

The following table presents our financial results on a comparative basis for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$277.8	100.0%	$285.5	100.0%
Cost of sales	229.2	82.5%	232.8	81.5%
Gross profit	48.6	17.5%	52.7	18.5%
Selling, general and administrative expenses	27.5	9.9%	28.8	10.1%
Restructuring expenses	1.7	0.6%	3.5	1.2%
Operating income	19.4	7.0%	20.4	7.1%
Related party interest expense	(0.8)	(0.3)%	(0.8)	(0.3)%
Other income – net	1.6	0.6%	0.6	0.2%
Earnings before income taxes	20.2	7.3%	20.2	7.1%
Provision for income taxes	(4.2)	(1.5)%	(7.9)	(2.8)%
Net earnings	$16.0	5.8%	$12.3	4.3%

Comparison of the three months ended June 30, 2026 and 2025

First quarter net sales of $277.8 million were $7.7 million, or 3 percent, lower than the first quarter of the prior year, primarily due to lower sales volume in North America. The lower sales were largely due to market weakness and our strategic exit from lower-margin business in connection with 80/20 product rationalization initiatives. These decreases were partially offset by a $4.1 million favorable impact of foreign currency exchange rates.

First quarter cost of sales decreased $3.6 million, or 2 percent, primarily due to lower sales volume and improved operating efficiencies, partially offset by a $3.2 million unfavorable impact of foreign currency exchange rates. As a percentage of sales, cost of sales increased 100 basis points to 82.5 percent, primarily due to the unfavorable impact of lower sales, partially offset by improved operating efficiencies.

As a result of lower sales and higher cost of sales as a percentage of sales, first quarter gross profit decreased $4.1 million and gross margin declined 100 basis points to 17.5 percent.

First quarter SG&A expenses decreased $1.3 million, or 5 percent. As a percentage of sales, SG&A expenses decreased 20 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $3.0 million and included the benefits of previous restructuring actions. This decrease was partially offset by higher allocations of certain shared Modine corporate costs based on either a direct benefit or pro rata basis, including general corporate expenses such as senior management, legal, human resources, finance, accounting, treasury, tax and information technology support and services.

Restructuring expenses decreased $1.8 million compared with the first quarter of fiscal 2026, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

Operating income of $19.4 million in the first quarter of fiscal 2027 decreased $1.0 million compared with the first quarter of fiscal 2026, primarily due to lower gross profit, partially offset by lower restructuring and SG&A expenses.

Other income increased $1.0 million compared with the first quarter of fiscal 2026, primarily due to lower allocated pension costs, as Modine completed the termination of its primary U. S. pension plan during the third quarter of fiscal 2026.

The provision for income taxes of $4.2 million decreased $3.7 million from the first quarter of fiscal 2026. The decrease was primarily due to changes in the mix and amount of foreign and U.S. earnings, as compared with the same period in the prior year.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three months ended June 30, 2026 and 2025:

Heavy-Duty Equipment

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$138.1	100.0%	$135.9	100.0%
Cost of sales	115.8	83.9%	109.7	80.7%
Gross profit	22.3	16.1%	26.2	19.3%
Selling, general and administrative expenses	13.2	9.6%	12.4	9.1%
Restructuring expenses	1.2	0.9%	2.4	1.8%
Operating income	$7.9	5.7%	$11.4	8.4%

Comparison of the three months ended June 30, 2026 and 2025

Heavy-Duty Equipment net sales increased $2.2 million, or 2 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to a $1.7 million favorable impact of foreign currency exchange rates and higher sales volume. Compared with the first quarter of the prior year, sales in Asia and Europe increased $5.6 million and $1.4 million, respectively. Sales in the Americas decreased $7.0 million.

Heavy-Duty Equipment cost of sales increased $6.1 million, or 6 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher raw material costs, which increased approximately $2.0 million and the impact of higher sales volume. In addition, cost of sales was negatively impacted by $1.2 million from foreign currency exchange rates. As a percentage of sales, cost of sales increased 320 basis points to 83.9 percent, primarily due to higher material costs.

As a result of higher sales and higher cost of sales as a percentage of sales, gross profit decreased $3.9 million, or 15 percent, and gross margin declined 320 basis points to 16.1 percent.

Heavy-Duty Equipment SG&A increased $0.8 million, or 6 percent, compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses increased 50 basis points. The increase in SG&A expenses was primarily due to higher allocations of Modine corporate costs. This increase was partially offset by lower compensation-related expenses which decreased approximately $1.0 million.

Restructuring expenses decreased $1.2 million compared with the first quarter of fiscal 2026, primarily due to lower severance expenses, partially offset by higher costs related to transferring production for certain product lines.

Operating income of $7.9 million decreased $3.5 million from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower gross profit and higher SG&A expenses, partially offset by lower restructuring expenses.

Commercial Vehicle

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$81.9	100.0%	$89.7	100.0%
Cost of sales	62.0	75.7%	72.4	80.7%
Gross profit	19.9	24.3%	17.3	19.3%
Selling, general and administrative expenses	7.4	9.0%	9.7	10.8%
Restructuring expenses	0.5	0.6%	0.9	1.0%
Operating income	$12.0	14.7%	$6.7	7.5%

Comparison of the three months ended June 30, 2026 and 2025

Commercial Vehicle net sales decreased $7.8 million, or 9 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower sales volume in North America resulting from market weakness. This decrease was partially offset by a $1.1 million favorable impact of foreign currency exchange rates. Compared with the first quarter of the prior year, sales in the Americas decreased $6.7 million. Sales in Europe and Asia increased $0.6 million and $0.2 million, respectively.

Commercial Vehicle cost of sales decreased $10.4 million, or 14 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower sales volume, improved operating efficiencies, and approximately $3.0 million of lower material costs. As a percentage of sales, cost of sales decreased 500 basis points to 75.7 percent, primarily due to lower material costs and improved operating efficiencies.

As a result of lower sales and lower cost of sales as a percentage of sales, gross profit increased $2.6 million and gross margin improved 500 basis points to 24.3 percent.

Commercial Vehicle SG&A expenses decreased $2.3 million, or 24 percent, compared with the first quarter of the prior year. As a percentage of sales, SG&A expenses decreased 180 basis points. The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million.

Operating income of $12.0 million increased $5.3 million from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to higher gross profit and lower SG&A expenses.

Automotive

	Three months ended June 30,
	2026		2025
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$65.0	100.0%	$66.5	100.0%
Cost of sales	58.6	90.2%	57.3	86.2%
Gross profit	6.4	9.8%	9.2	13.8%
Selling, general and administrative expenses	6.9	10.6%	6.7	10.1%
Restructuring expenses	—	—	0.2	0.3%
Operating (loss) income	$(0.5)	(0.8)%	$2.3	3.5%

Comparison of the three months ended June 30, 2026 and 2025

Automotive net sales decreased $1.5 million, or 2 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to lower sales volume resulting from market weakness and our strategic exit from lower margin business, partially offset by a $1.3 million favorable impact from foreign currency exchange rate changes. Compared with the prior year, sales in the Americas, Asia, and Europe decreased $0.8 million, $0.6 million, and $0.4 million, respectively.

Automotive cost of sales increased $1.3 million, or 2 percent, from the first quarter of fiscal 2026 to the first quarter of fiscal 2027, primarily due to a $1.2 million unfavorable impact of foreign currency exchange rates and approximately $1.0 million of higher material costs, partially offset by lower sales volume. As a percentage of sales, cost of sales increased 400 basis points to 90.2 percent, primarily due to the unfavorable impact of lower sales and higher material costs.

As a result of lower sales and higher cost of sales as a percentage of sales, gross profit decreased $2.8 million and gross margin declined 400 basis points to 9.8 percent.

Automotive SG&A expenses increased $0.2 million, or 3 percent, compared with the first quarter of the prior year. As a percentage of sales, selling, general and administrative expenses increased 50 basis points. The increase in SG&A expenses is primarily due to allocations of Modine corporate costs.

The operating loss of $0.5 million in the first quarter of fiscal 2027 represents a $2.8 million decrease compared with the operating income of $2.3 million in fiscal 2026. The decrease is primarily due to lower gross profit.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities for the three months ended June 30, 2026 was $6.5 million, which represents a $21.2 million decrease compared with the same period in the prior year. This decrease was primarily driven by higher inventory levels in connection with strategic inventory builds associated with transferring product lines, primarily among our North America facilities.

Investing activities

Capital expenditures of $8.6 million during the first three months of fiscal 2027 increased $1.3 million compared with the same period in the prior year. Capital expenditures include tooling and equipment purchases in conjunction with new and renewal programs with customers.

During the three months ended June 30, 2026, net cash provided by investing activities associated with related party notes receivable totaled $112.3 million compared to net cash used of $5.9 million in the prior year. This increase is primarily related to the settlement of intercompany financing arrangements between the Company and Modine as a result of pre-separation activities associated with the Spin-Off.

Financing activities

During the three months ended June 30, 2026, net cash used for financing activities was $101.0 million, which represents a $93.1 million increase compared to the same period in the prior year. The financing cash flows primarily relate to net transfers to/from Modine and payments for related party borrowings.

Debt and cash management

Modine’s long-term debt and related interest expense have not been attributed to Performance Technologies for any of the periods presented because it is not the legal obligor of such borrowings. Modine uses a centralized approach to cash management and financing of its operations. These arrangements are not reflective of the manner in which Performance Technologies would have been able to finance its operations had it been a stand-alone business separate from Modine during the periods presented. Transfers of cash, both to and from Modine’s treasury program, are reflected as a component of net parent investment in the combined balance sheets and as investing and financing activities in the accompanying combined statements of cash flows.

Future liquidity

In June 2026, we executed a credit agreement with a syndicate of banks that provides for a term loan of $250.0 million. Borrowings under this agreement are to occur in connection with, and substantially at the same time as, the Spin-Off. We expect to use the term loan borrowings to make a $210.0 million cash distribution, subject to adjustment as set forth in the Merger Agreement, to Modine and to pay certain other amounts related to the Spin-Off contemplated by the definitive agreements between Modine and Gentherm.

Forward-looking statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Summary-Risk Factors” and “Risk Factors” in the Final Information Statement. Other risks and uncertainties include, but are not limited to, the following:

Strategic risks related to the pending Reverse Morris Trust transaction with Gentherm

●	Our ability to complete the pending transaction on the terms or in the time frame expected by the parties, or at all;
●	The occurrence of any event that could give rise to the termination of the pending transaction;
●	Potential shareholder litigation in connection with the pending transaction or other litigation, settlements or investigations may affect the timing or occurrence of the pending transaction or result in significant costs of defense, indemnification and liability;
●	Modine’s ability to obtain the anticipated tax treatment of the pending transaction;
●	Greater than expected difficulty in separating our businesses from Modine’s other businesses; and
●	Disruption of management time from ongoing business operations due to the pending transaction, or other effects of the pending transaction on our relationship with our employees, customers, suppliers, or other counterparties.

Forward-looking statements are as of the date of this report; we do not assume any obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risks since March 31, 2026. For discussion of the Company’s market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in the Final Information Statement.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Credit Agreement, dated as of June 29, 2026, by and among Platinum SpinCo Inc., the guarantors and lenders from time to time party thereto and Bank of America, N. A., as administrative agent.	Exhibit 10.6 to Registrant’s Amendment No. 1 to Form 10 dated August 5, 2026

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jeremy M. Patten, Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Scott C. Reaume, Treasurer.		X

32.1	Section 1350 Certification of Jeremy M. Patten, Chief Executive Officer.		X

32.2	Section 1350 Certification of Scott C. Reaume, Treasurer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema.		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM SPINCO INC.
(Registrant)

By:	/s/ Scott C. Reaume
Scott C. Reaume, Treasurer*

Date: August 26, 2026

* Executing as both the principal financial officer and a duly authorized officer of the Company